Form 10QSB
period 1996-06-30
ENEX OIL & GAS INCOME PROGRAM III SERIES 8 LP
filed 1996-08-14
CIK 837894

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                           Issuer's telephone number:
                                 (713) 358-8401


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes x      No

Transitional Small Business Disclosure Format (Check one):

                                Yes        No x

                              PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM III - SERIES 8, L.P.
BALANCE SHEET
- ------------------------------------------------------------------------------

                                                                  JUNE 30,
ASSETS                                                              1996
                                                              ----------------
                                                                (Unaudited)
CURRENT ASSETS:
  Cash                                                        $      9,765
  Accounts receivable - oil & gas sales                             41,646
  Other current assets                                              17,329
                                                              -------------

Total current assets                                                68,740
                                                              -------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities          2,543,620
  Less  accumulated depreciation and depletion                   2,356,829
                                                              -------------

Property, net                                                      186,791
                                                              -------------


TOTAL                                                         $    255,531
                                                              =============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                           $     27,388
   Payable to general partner                                       34,699
                                                              -------------

Total current liabilities                                           62,087
                                                              -------------

NONCURRENT PAYABLE TO GENERAL PARTNER                               69,399
                                                              -------------

PARTNERS' CAPITAL:
   Limited partners                                                 74,338
   General partner                                                  49,707
                                                              -------------

Total partners' capital                                            124,045
                                                              -------------

TOTAL                                                         $    255,531
                                                              =============





See accompanying notes to financial statements.
- ----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 8, L.P.
STATEMENTS OF OPERATIONS
- -----------------------------------------------------------------------------------------------


(UNAUDITED)                                  QUARTER ENDED             SIX MONTHS ENDED
                                  -------------------------------    ---------------------------

                                     JUNE 30,          JUNE 30,        JUNE 30,       JUNE 30,
                                       1996              1995            1996           1995
                                  --------------    -------------    ------------   ------------

REVENUES:
  Oil and gas sales                $     54,972     $     74,719     $   150,737    $   160,527
                                  --------------    -------------    ------------   ------------

EXPENSES:
  Depreciation and depletion             12,308           41,499          31,614         86,219
  Impairment of property                      -                -         291,307              -
  Lease operating expenses               33,475           47,860          78,075         88,406
  Production taxes                        3,828            4,595          10,298         10,147
  General and administrative              8,851           27,813          19,011         39,158
                                  --------------    -------------    ------------   ------------

Total expenses                           58,462          121,767         430,305        223,930
                                  --------------    -------------    ------------   ------------

LOSS FROM OPERATIONS                     (3,490)         (47,048)       (279,568)       (63,403)
                                  --------------    -------------    ------------   ------------

OTHER INCOME:
  Gain from sale of property             12,223                -          13,632              -
                                  --------------    -------------    ------------   ------------

NET INCOME (LOSS)                   $     8,733     $    (47,048)    $  (265,936)   $   (63,403)
                                  ==============    =============    ============   ============




See accompanying notes to financial statements.
- ------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM III - SERIES 8, L.P.
STATEMENTS OF CASH FLOWS

(UNAUDITED)
                                                        SIX MONTHS ENDED

                                             JUNE 30,               JUNE 30,
                                              1996                    1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                               $  (265,936)             $ (63,403)

Adjustments to reconcile net(loss)
  to net cash provided by operating
   activities:
  Depreciation and depletion                  31,614                 86,219
  Impairment of property                     291,307                 -
  Gain on sale of property                   (13,632)                -
(Increase) in:
  Accounts receivable - oil & gas sales      (11,911)                (2,865)
  Other current assets                       (14,455)                (1,623)
Increase (decrease) in:
   Accounts payable                           10,352                  2,989
   Payable to affiliated limited partner                                -                       923
   Payable to general partner                (46,071)               (12,704)

Total adjustments                            247,204                 72,939

Net cash provided (used) by operating
  activities                                 (18,732)                 9,536

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property            36,929                   -
    Property additions - development costs   (11,021)                (4,383)

Net cash provided (used) by investing
  activities                                  25,908                 (4,383)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                              -                (18,201)

NET INCREASE (DECREASE) IN CASH                7,176                (13,048)

CASH AT BEGINNING OF YEAR                      2,589                 16,214

CASH AT END OF PERIOD                   $      9,765          $       3,166






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

2 Effective February 1, 1996, the Company sold its interest in the Credo acquisition for $22,575. The Company recognized a gain of $1,409 on the sale. Effective April 1, 1996, the Company sold its interest in the Kidd well in the Enexco acquisition for $7,680. The Company recognized a $7,100 gain from the sale. Effective June 1, 1996, the Company sold its interest in the Harper well in the RIC acquisition for $6,674. The Company recognized a gain of $5,123 from the sale.

3. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Second Quarter 1995 Compared to Second Quarter 1996

Oil and gas sales for the second quarter decreased to $54,972 in 1996 from $74,719 in 1995. This represents a decrease of $19,747 (26%). Oil sales decreased by $3,270 (7%). A 4% decrease in production caused sales to decrease by $1,830. A 3% decrease in the average oil sales price reduced sales by an additional $1,440. Gas sales decreased by $7,317 (48%). A 62% decrease in gas production reduced sales by $9,507. This decrease was partially offset by a 38% increase in the average gas sales price. The decrease in oil production was primarily a result of the sale of the Credo acquisition in the first quarter of 1996 and the sale of the Kidd well in the Enexco acquisition in the second quarter of 1996, partially offset by production from the Corkscrew acquisition which had been shut-in during the second quarter of 1995 for rod repairs. The decrease in gas production was primarily the result of the sale of the Credo acquisition in the first quarter of 1996 and the sale of the Kidd well in the Enexco acquisition in the second quarter of 1996 coupled with natural production declines. The lower average oil sales price was primarily the result of relatively higher production from the Corkscrew acquisition which has a relatively lower oil sales price, partially offset by higher prices in the overall market for the sale of oil. The higher average gas sales price was primarily the result of relatively higher production from properties with a higher gas sales price, coupled with higher prices in the overall market for the sale of gas.

Lease operating expenses decreased to $33,475 in the second quarter of 1996 from $47,860 in the second quarter of 1995. The decrease of $14,385 (30%) is primarily due to the changes in production, noted above.

Depreciation and depletion expense decreased to $12,308 in the second quarter of 1996 from $41,499 in the second quarter of 1995. This represents a decrease of $29,191 (70%). The changes in production, noted above, reduced depreciation and depletion expense by $9,550. A 61% decrease in the depletion rate reduced depreciation and depletion expense by an additional $19,641. The rate decrease is primarily due to the lower property basis resulting from the recognition of an impairment of property for $291,307 in the first quarter of 1996.

Effective April 1, 1996, the Company sold its interest in the Kidd well in the Enexco acquisition for $7,680. The Company recognized a $7,100 gain from the sale. Effective June 1, 1996, the Company sold its interest in the Harper well in the RIC acquisition for $6,674. The Company recognized a gain of $5,123 from the sale.

General and administrative expenses decreased to $8,851 in the second quarter of 1996 from $27,813 in the second quarter of 1995. This decrease of $18,962 is primarily due to $11,938 of legal costs incurred in the second quarter of 1995 for a property interest dispute on the Barnes Estate acquisition, coupled with less staff time being required to manage the Company's operations in 1996.

First Six Months in 1995 Compared to First Six Months in 1996

Oil and gas sales for the first six months decreased to $150,737 in 1996 from $160,527 in 1995. This represents a decrease of $9,790 (6%). Oil sales decreased by $1,585 (2%). A 5% decrease in oil production reduced sales by $5,513. This decrease was partially offset by a 4% increase in the average oil sales price. Gas sales decreased by $8,204 (14%). A 19% decrease in gas production reduced sales by $11,218. This decrease was partially offset by a 6% increase in the average gas sales price. The decrease in oil production was primarily a result of the sale of the Credo acquisition in the first quarter of 1996 and the sale of the Kidd well in the Enexco acquisition in the second quarter of 1996, partially offset by production from the Corkscrew acquisition which had been shut-in during the second quarter of 1995 for rod repairs. The decrease in gas production was primarily the result of the sale of the Credo acquisition in the first quarter of 1996 and the sale of the Kidd well in the Enexco acquisition in the second quarter of 1996 coupled with natural production declines. The changes in the average sales prices correspond with changes in the overall market for the sale of oil and gas.

Lease operating expenses decreased to $78,075 in the first six months of 1996 from $88,406 in the first six months of 1995. The decrease of $10,331 (12%) is primarily due to the changes in production, noted above.

Depreciation and depletion expense decreased to $31,614 in the first six months of 1996 from $86,219 in the first six months of 1995. This represents a decrease of $54,605 (63%). A 59% decrease in the depletion rate reduced depreciation and depletion expense by $45,179. The changes in production, noted above, reduced depreciation and depletion expense by an additional $9,426. The rate decrease is primarily due to the lower property basis resulting from the recognition of an impairment of property for $291,307 in the first quarter of 1996.

Effective February 1, 1996, the Company sold its interest in the Credo acquisition for $22,575. The Company recognized a gain of $1,409 on the sale. Effective April 1, 1996, the Company sold its interest in the Kidd well in the Enexco acquisition for $7,680. The Company recognized a $7,100 gain from the sale. Effective June 1, 1996, the Company sold its interest in the Harper well in the RIC acquisition for $6,674. The Company recognized a gain of $5,123 from the sale.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever circumstances indicate the carrying amount may not be recoverable. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $291,307 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

General and administrative expenses decreased to $19,011 in 1996 to $39,158 in 1995. This decrease of $20,147 (51%) is primarily due to $11,938 of legal costs incurred in the second quarter of 1995 for a property interest dispute on the Barnes Estate acquisition coupled with less staff time being required to manage the Company's operations in 1996.

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

The Company discontinued the payment of distributions during 1995. Future distributions are dependent upon, among other things, an increase in prices received for oil and gas. The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized form the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. Future periodic distributions will be made once sufficient net revenues are accumulated.

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

As of June 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 ENEX OIL & GAS INCOME
                                            PROGRAM III - SERIES 8, L.P.
                                                     (Registrant)



                                             By:ENEX RESOURCES CORPORATION
                                                    General Partner



                                             By: /s/ R. E. Densford
                                                     R. E. Densford
                                               Vice President, Secretary
                                             Treasurer and Chief Financial
                                                        Officer




August 13, 1996                              By: /s/ James A. Klein
                                                -------------------
                                                      James A. Klein
                                                  Controller and Chief
                                                   Accounting Officer