Form 10QSB/A
period 1996-06-30
ENEX OIL & GAS INCOME PROGRAM III SERIES 8 LP
filed 1996-11-07
CIK 837894

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB/A



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
BALANCE SHEET
------------------------------------------------------------------------------

                                                                  JUNE 30,
ASSETS                                                              1996
                                                              ----------------
                                                                (Unaudited)
CURRENT ASSETS:
  Cash                                                        $      9,765
  Accounts receivable - oil & gas sales                             41,646
  Other current assets                                              17,329
                                                              -------------

Total current assets                                                68,740
                                                              -------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities          2,543,620
  Less  accumulated depreciation and depletion                   2,356,829
                                                              -------------

Property, net                                                      186,791
                                                              -------------


TOTAL                                                         $    255,531
                                                              =============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                           $     27,388
   Payable to general partner                                       34,699
                                                              -------------

Total current liabilities                                           62,087
                                                              -------------

NONCURRENT PAYABLE TO GENERAL PARTNER                               69,399
                                                              -------------

PARTNERS' CAPITAL:
   Limited partners                                                 74,338
   General partner                                                  49,707
                                                              -------------

Total partners' capital                                            124,045
                                                              -------------

TOTAL                                                         $    255,531
                                                              =============



Number of $500 Limited Partner units outstanding                     7,196




See accompanying notes to financial statements.
----------------------------------------------------------------------------

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


4. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of
     Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $291,307 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

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


On April 2, 1996, the Company settled a property interest dispute on the Barnes Estate acquisition. In the settlement, the Company agreed to pay $5,250 and convey a 0.21% overriding royalty interest in the Barnes Estate #1 and #2 wells to the plaintiff. Such conveyance should not have a material impact on the current or future revenues of the Company.

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



The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS

121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $291,307 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

On April 2, 1996, the Company settled a property interest dispute on the Barnes Estate acquisition. In the settlement, the Company agreed to pay $5,250 to the plaintiff and convey 0.21% overriding royalty interest in the Barnes Estate #1 and #2 wells. Such conveyance should not have a material impact on the current or future revenues of the Company.


General and administrative expenses decreased to $19,011 in 1996 to $39,158 in 1995. This decrease of $20,147 (51%) is primarily due to $11,938 of legal costs incurred in the second quarter of 1995 for a property interest dispute on the Barnes Estate acquisition coupled with less staff time being required to manage the Company's operations in 1996.


CAPITAL RESOURCES AND LIQUIDITY


The Company's cash flow is a direct result of the amount of net proceeds realized from the sale of oil and gas production after the repayment of its debt obligations. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's remaining available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating activities.

The Company discontinued the payment of distributions during 1995. Future distributions are dependent upon, among other things, an increase in prices received for oil and gas. The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized form the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. Based on the December 31, 1995 reserve report prepared by Gruy, there appears to be sufficient future net revenues to pay all obligations and expenses. The General Partner does not intend to accelerate the repayment of the debt beyond the Company's cash flow provided by operating activities. Future periodic distributions will be made once sufficient net revenues are accumulated.


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


                                                 ENEX OIL & GAS INCOME
                                            PROGRAM III - SERIES 8, L.P.
                                                     (Registrant)



                                             By:ENEX RESOURCES CORPORATION
                                                    General Partner



                                             By: /s/ R. E. Densford
                                                     R. E. Densford
                                               Vice President, Secretary
                                             Treasurer and Chief Financial
                                                        Officer





November 7, 1996                             By: /s/ James A. Klein
                                                -------------------
                                                      James A. Klein
                                                  Controller and Chief
                                                   Accounting Officer