Form 10QSB
period 1996-09-30
ENEX OIL & GAS INCOME PROGRAM III SERIES 8 LP
filed 1996-11-14
CIK 837894

United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB


           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1996

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
BALANCE SHEET
-------------------------------------------------------------------------------

                                                              September 30,
ASSETS                                                             1996
                                                          ---------------------
                                                               (Unaudited)
CURRENT ASSETS:

  Accounts receivable - oil & gas sales                   $             40,852
  Other current assets                                                   3,110
                                                          ---------------------

Total current assets                                                    43,962
                                                          ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities              2,517,564
  Less  accumulated depreciation and depletion                       2,335,124
                                                          ---------------------

Property, net                                                          182,440
                                                          ---------------------


TOTAL                                                     $            226,402
                                                          =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                       $             26,597
   Payable to general partner                                           76,933
                                                          ---------------------

Total current liabilities                                              103,530
                                                          ---------------------



PARTNERS' CAPITAL:
   Limited partners                                                     71,660
   General partner                                                      51,212
                                                          ---------------------

Total partners' capital                                                122,872
                                                          ---------------------

TOTAL                                                     $            226,402
                                                          =====================

Number of $500 Limited Partner units outstanding                         7,196



See accompanying notes to financial statements.
-------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 8, L.P.
STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------------------------------------------


(UNAUDITED)                                       QUARTER ENDED                         NINE MONTHS ENDED
                                            -------------------------------------    --------------------------------------

                                             September 30,        September 30,        September 30,        September 30,
                                                 1996                  1995                 1996                 1995
                                            ----------------    -----------------    -----------------    -----------------

REVENUES:
  Oil and gas sales                          $       76,349     $         75,849     $        227,086     $        236,376
                                            ----------------    -----------------    -----------------    -----------------

EXPENSES:
  Depreciation, depletion and amortization           16,227               46,425               47,841              132,644
  Impairment of property                                  -                    -              291,307                    -
  Lease operating expenses                           31,966               44,781              110,041              133,187
  Production taxes                                    4,469                4,192               14,767               14,339
  General and administrative                          6,829               12,754               25,840               51,912
                                            ----------------    -----------------    -----------------    -----------------

Total expenses                                       59,491              108,152              489,796              332,082
                                            ----------------    -----------------    -----------------    -----------------

INCOME (LOSS) FROM OPERATIONS                        16,858              (32,303)            (262,710)             (95,706)
                                            ----------------    -----------------    -----------------    -----------------

OTHER INCOME:
  Interest income                                       208                    -                  208                    -
  Gain from sale of property                            161                    -               13,793                    -
                                            ----------------    -----------------    -----------------    -----------------

NET INCOME (LOSS)                            $       17,227     $        (32,303)    $       (248,709)    $        (95,706)
                                            ================    =================    =================    =================


See accompanying notes to financial statements.
-------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM III - SERIES 8, L.P.
STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------

(UNAUDITED)
                                                          NINE MONTHS ENDED
                                                     --------------------------------------------

                                                        September 30,            September 30,
                                                             1996                    1995
                                                     -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                           $         (248,709)         $       (95,706)
                                                     -------------------      -------------------

Adjustments to reconcile net (loss) to net cash
   provided by operating activities:
  Depreciation and depletion                                     47,841                  132,644
  Impairment of property                                        291,307                        -
  Gain on sale of property                                      (13,793)                       -
(Increase) decrease in:
  Accounts receivable - oil & gas sales                         (11,117)                   1,594
  Other current assets                                             (236)                  (1,694)
Increase (decrease) in:
   Accounts payable                                               9,561                  (13,772)
   Payable to general partner                                   (73,236)                  (6,637)
                                                     -------------------      -------------------

Total adjustments                                               250,327                  112,135
                                                     -------------------      -------------------

Net cash provided by operating activities                         1,618                   16,429
                                                     -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property                               38,117                        -
    Property additions - development costs                      (23,924)                  (8,759)
                                                     -------------------      -------------------

Net cash provided (used) by investing activities                 14,193                   (8,759)
                                                     -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                           (18,400)                 (18,201)
                                                     -------------------      -------------------

NET (DECREASE) IN CASH                                           (2,589)                 (10,531)

CASH AT BEGINNING OF YEAR                                         2,589                   16,214
                                                     -------------------      -------------------

CASH AT END OF PERIOD                                $                0         $          5,683
                                                     ===================      ===================



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 8, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. Effective February 1, 1996, the Company sold its interest in the Credo acquisition for $22,575. The Company recognized a gain of $1,409 on the sale. Effective April 1, 1996, the Company sold its interest in the Kidd well in the Enexco acquisition for $7,680. The Company recognized a $7,100 gain from the sale. Effective June 1, 1996, the Company sold its interest in the Harper well in the RIC acquisition for $6,674. The Company recognized a gain of $5,123 from the sale. Effective August 1, 1996 the Company sold its interest in the Spider Lake 3-2 well for $1,188. The Company recognized a gain of $161 from the sale.

3. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidationThe terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

4. A cash distribution was made to the limited partners of the Company in the amount of $13,502, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on July 31, 1996.

5. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of
     Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $291,307 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Third Quarter 1995 Compared to  Third Quarter 1996

Oil and gas sales for the third quarter increased to $76,349 in 1996 from $75,849 in 1995. This represents an increase of $500. Oil sales decreased by $3,624 (8%). A 33% decrease in production caused sales to decrease by $15,861. This was partially offset by a 37% increase in the average oil sales price. Gas sales increased by $4,124 (15%). A 10% decrease in gas production reduced sales by $2,694. This decrease was partially offset by a 27% increase in the average gas sales price. The decreases in oil and gas production were primarily the result of the sale of the Credo acquisition in the first quarter of 1996 and the sale of the Kidd well in the Enexco acquisition in the second quarter of 1996 coupled with natural production declines. The higher average oil and gas sales prices correspond with higher prices in the overall market for the sale of oil and gas.

Lease operating expenses decreased to $31,966 in the third quarter of 1996 from $44,781 in the third quarter of 1995. The decrease of $12,815 (29%) is primarily due to the changes in production, noted above.

Depreciation and depletion expense decreased to $16,227 in the third quarter of 1996 from $46,425 in the third quarter of 1995. This represents a decrease of $30,198 (65%). The changes in production, noted above, reduced depreciation and depletion expense by $11,932. A 53% decrease in the depletion rate reduced depreciation and depletion expense by an additional $18,266. The rate decrease is primarily due to the lower property basis resulting from the recognition of an impairment of property for $291,307 in the first quarter of 1996.

Effective August 1, 1996 the Company sold its interest in the Spider Lake 3-2 well for $1,188. The Company recognized a gain of $161 from the sale.

General and administrative expenses decreased to $6,829 in the third quarter of 1996 from $12,754 in the third quarter of 1995. This decrease of $5,925 is primarily due to with less staff time being required to manage the Company's operations in 1996.


First Nine Months in 1995 Compared to First Nine Months in 1996

Oil and gas sales for the first nine months decreased to $227,086 in 1996 from $236,376 in 1995. This represents a decrease of $9,290 (4%). Oil sales decreased by $4,648 (3%). A 15% decrease in oil production reduced sales by $22,344. This decrease was partially offset by a 14% increase in the average oil sales price. Gas sales decreased by $4,642 (5%). A 16% decrease in gas production reduced sales by $14,151. This decrease was partially offset by a 14% increase in the average gas sales price. The decreases in oil and gas production were primarily the result of the sale of the Credo acquisition in the first quarter of 1996 and the sale of the Kidd well in the Enexco acquisition in the second quarter of 1996 coupled with natural production declines. The changes in the average sales prices correspond with changes in the overall market for the sale of oil and gas.

Lease operating expenses decreased to $110,041 in the first nine months of 1996 from $133,187 in the first nine months of 1995. The decrease of $23,146 (17%) is primarily due to the changes in production, noted above.

Depreciation and depletion expense decreased to $47,841 in the first nine months of 1996 from $132,644 in the first nine months of 1995. This represents a decrease of $84,803 (64%). A 57% decrease in the depletion rate reduced depreciation and depletion expense by $63,658. The changes in production, noted above, reduced depreciation and depletion expense by an additional $21,145. The rate decrease is primarily due to the lower property basis resulting from the recognition of an impairment of property for $291,307 in the first quarter of 1996.

Effective February 1, 1996, the Company sold its interest in the Credo acquisition for $22,575. The Company recognized a gain of $1,409 on the sale. Effective April 1, 1996, the Company sold its interest in the Kidd well in the Enexco acquisition for $7,680. The Company recognized a $7,100 gain from the sale. Effective June 1, 1996, the Company sold its interest in the Harper well in the RIC acquisition for $6,674. The Company recognized a gain of $5,123 from the sale. Effective August 1, 1996 the Company sold its interest in the Spider Lake 3-2 well for $1,188.
The Company recognized a gain of $161 from the sale.

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

General and administrative expenses decreased to $25,840 in 1996 to $51,912 in 1995. This decrease of $26,072 (50%) is primarily due to $11,938 of legal costs incurred in the second quarter of 1995 for a property interest dispute on the Barnes Estate acquisition coupled with less staff time being required to manage the Company's operations in 1996.


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

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidationThe terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

As of September 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1996.

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


                                                     ENEX OIL & GAS INCOME
                                                PROGRAM III - SERIES 8, L.P.
                                                         (Registrant)



                                                 By:ENEX RESOURCES CORPORATION
                                                        General Partner



                                                 By: /s/ R. E. Densford
                                                         R. E. Densford
                                                   Vice President, Secretary
                                                 Treasurer and Chief Financial
                                                            Officer




November 13, 1996                                By: /s/ James A. Klein
                                                    -------------------
                                                          James A. Klein
                                                      Controller and Chief
                                                       Accounting Officer