Form 10KSB/A
period 1995-12-31
ENEX OIL & GAS INCOME PROGRAM III SERIES 8 LP
filed 1997-02-03
CIK 837894

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



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 8, L.P.

STATEMENTS OF OPERATIONS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
-----------------------------------------------------------------------

                                                           1995                  1994
                                                   -------------------    -------------------

REVENUES:
  Oil and gas sales                                $          274,259        $        356,381
                                                   -------------------    -------------------

EXPENSES:
  Depreciation, depletion and amortization                    166,216                189,450
  Lease operating expenses                                    158,949                165,836
  Production taxes                                             16,293                 20,566
  General and administrative:
    Allocated from general partner                             35,050                 41,113
    Direct expense                                             35,401                 11,206
                                                   -------------------    -------------------

Total expenses                                                411,909                428,171
                                                   -------------------    -------------------

LOSS FROM OPERATIONS                                         (137,650)               (71,790)
                                                   -------------------    -------------------

OTHER INCOME:
  Gain from sale of property                                   20,823                      -
                                                                          -
                                                   -------------------     ------------------

NET LOSS                                           $         (116,827)        $       (71,790)
                                                   ===================    ===================



See accompanying notes to financial statements.
-----------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 8, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
-------------------------------------------------------------                                           PER $500
                                                                                                         LIMITED
                                                                                                         PARTNER
                                                               GENERAL              LIMITED             UNIT OUT-
                                           TOTAL               PARTNER              PARTNERS             STANDING
                                     -----------------    -----------------    -----------------    -----------------

BALANCE, JANUARY 1, 1993             $        712,940      $        40,736      $       672,204      $            93

CASH DISTRIBUTIONS                           (116,141)             (11,607)            (104,534)                 (14)

NET INCOME (LOSS)                             (71,790)              11,764              (83,554)                 (12)
                                     -----------------    -----------------    -----------------    -----------------

BALANCE, DECEMBER 31, 1993                    525,009               40,893              484,116                   67

CASH DISTRIBUTIONS                            (18,201)              (1,820)             (16,381)                  (2)

NET INCOME (LOSS)                            (116,827)               4,938             (121,765)                 (17)
                                     -----------------    -----------------    -----------------    -----------------

BALANCE, DECEMBER 31, 1994           $        389,981     $         44,011     $        345,970 (1) $             48
                                     =================    =================    =================    =================



(1)  Includes 1,102 units purchased by the general partner as a limited partner.



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM III - SERIES 8, L.P.

STATEMENTS OF CASH FLOWS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
-----------------------------------------------------------------------------

                                                              1995                    1994
                                                      -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              $         (116,827)                 (71,790)
                                                      -------------------      -------------------

Adjustments to reconcile net loss to net cash
   provided by operating activities
  Depreciation, depletion and amortization                       166,216                  189,450
  Impairment of property                                         (20,823)                       -
(Increase) decrease in:
  Accounts receivable - oil & gas sales                           14,689                   12,881
  Other current assets                                            (1,785)                  (1,079)
Increase (decrease) in:
   Accounts payable                                               (4,696)                 (17,334)
   Payable to general partner                                    (40,248)                   7,471
                                                      -------------------      -------------------

Total adjustments                                                113,353                  191,389
                                                      -------------------      -------------------

Net cash provided by operating activities                         (3,474)                 119,599
                                                      -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property                                 23,400                        -
    Property additions - development costs                       (15,350)                 (11,813)
                                                      -------------------      -------------------

Net cash provided (used) by investing activities                   8,050                  (11,813)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                            (18,201)                (116,141)
                                                      -------------------      -------------------

NET (DECREASE) IN CASH                                           (13,625)                  (8,355)

CASH AT BEGINNING OF YEAR                                         16,214                   24,569
                                                      -------------------      -------------------

CASH AT END OF YEAR                                   $            2,589                   16,214
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

Set forth below is a reconciliation of net income (loss) as reflected in the accompanying financial statements and net income (loss) for federal income tax purposes for the year ended December 31, 1995:

                                                                                   Allocable to               Per $500 Limited
                                                                    -------------------------------------
                                                                          General            Limited           Partner Unit
                                                      TOTAL               Partner           Partners            Outstanding
                                               ------------------   ------------------  -----------------    -------------
Net income (loss) as reflected in the
     accompanying financial statements         $        (116,827)   $           4,938      $    (121,765)      $      (17)
Reconciling items:
  Intangible drilling costs
     capitalized for financial
     reporting purposes which
     were charged-off for federal
     income tax purposes                                  (5,177)                (518)            (4,659)              (1)
  Difference in depreciation,
     depletion and amortization
     computed for federal income
     tax purposes and the amount
     computed for financial
     reporting purposes                                  (38,649)                   -            (38,649)              (5)
Difference in gain on property sales
     for federal income tax purposes and
     the amount computed for financial
     reporting purposes                                      666               (2,082)             2,748                -
                                               ------------------   ------------------  -----------------    -------------

Net income (loss) for federal
   income tax purposes                         $        (159,987)   $           2,338      $    (162,325)       $     (23)
                                               ==================   ==================  =================    =============

Net income (loss) for federal income tax purposes is a summation of ordinary income (loss), portfolio income (loss), cost depletion and intangible drilling costs as presented in the Company's federal income tax return.

Set forth below is a reconciliation between partners' capital as reflected in the accompanying financial statements and partners' capital for federal income tax purposes as of December 31, 1995:

                                                                                   Allocable to               Per $500 Limited
                                                                    -------------------------------------
                                                                          General            Limited            Partner Unit
                                                      TOTAL               Partner           Partners            Outstanding
                                               ------------------   ------------------  -----------------    ---------------
Partners' capital as reflected in the
     accompanying financial statements         $         389,981    $          44,011      $     345,970         $       48
Reconciling items:
  Intangible drilling costs
     capitalized for financial
     reporting purposes which
     were charged-off for federal
     income tax purposes                                (330,222)             (33,028)          (297,194)               (40)
  Difference in accumulated
     depreciation, depletion and
     amortization for financial
     reporting and federal income
     tax purposes                                        303,373                    -            303,373                 42
Accumulated difference in property
     sales for financial reporting purposes
     and for federal income tax purposes                     666               (2,082)             2,748
  Commissions and syndication
     fees capitalized for federal
     income tax purposes                                 354,161                    -            354,161                 49
                                               ------------------   ------------------  -----------------    ---------------

Partners' capital for federal
     income tax purposes                       $         717,959    $           8,901      $     709,058         $       99
                                               ==================   ==================  =================    ===============

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

ENEX OIL & GAS INCOME PROGRAM III - SERIES 8, L.P.

SUPPLEMENTARY OIL AND GAS INFORMATION
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
---------------------------------------------------------------------------

Proved Oil and Gas Reserve Quantities (Unaudited)

The following presents an estimate of the Company's proved oil and gas reserve quantities and changes therein for each of the two years in the period ended December 31, 1994. Oil reserves are stated in barrels ("BBLS") and natural gas in thousand cubic feet ("MCF"). The amounts per $500 limited partner unit do not include a potential 5% reduction after payout. All of the Company's reserves are located within the United States.

                                                             Per $500                                  Per $500
                                                              Limited              Natural              Limited
                                           Oil             Partner Unit              Gas             Partner Unit
                                         (BBLS)             Outstanding             (MCF)             Outstanding
                                    ------------------   ------------------   ------------------   ------------------

PROVED DEVELOPED AND
    UNDEVELOPED RESERVES:
January 1, 1994                                90,243                   11              308,759                   39

    Revisions of previous estimates            17,149                    2              (28,813)                  (4)
    Production                                (16,625)                  (2)             (81,701)                 (10)
                                    ------------------   ------------------   ------------------   ------------------

December 31, 1994                              90,767                   11              198,245                   25

    Revisions of previous estimates           (19,245)                  (2)              67,607                    8
    Sales of minerals in place                   (937)                   -                 (195)                   -
    Production                                (12,792)                  (2)             (57,504)                  (7)
                                    ------------------   ------------------   ------------------   ------------------

December 31, 1995                              57,793                    7              208,153                   26
                                    ==================   ==================   ==================   ==================


PROVED DEVELOPED RESERVES:

January 1, 1994                                90,243                   11              308,759                   39
                                    ==================   ==================   ==================   ==================

December 31, 1994                              90,767                   11              198,245                   25
                                    ==================   ==================   ==================   ==================

December 31, 1995                              57,793                    7              208,153                   26
                                    ==================   ==================   ==================   ==================

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

              R. E. Densford


     /s/      James A. Klein            Controller and Chief Accounting Officer

             -----------------

              James A. Klein

                                   /s/ Robert D. Carl, III

                                   --------------------------

                                       Robert D. Carl, III       Director



                                   /s/ Martin J. Freedman

                                   --------------------------

                                       Martin J. Freedman        Director


                                   /s/ William C. Hooper, Jr.

                                   --------------------------

                                       William C. Hooper, Jr.    Director


                                   /s/ Tom Shorney

                                   --------------------------

                                       Tom Shorney               Director


                                   /s/ Stuart Strasner

                                   --------------------------

                                       Stuart Strasner           Director