Form 10QSB/A
period 1996-09-30
ENEX OIL & GAS INCOME PROGRAM III SERIES 8 LP
filed 1997-02-04
CIK 837894

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                                   Amendment I


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


On April 2, 1996, the Company settled a property interest dispute on the Barnes Estate acquisition. In the settlement, the Company agreed to pay $5,250 to the plaintiff and convey 0.21% overriding royalty interest in the Barnes Estate #1 and #2 wells. Such conveyance should not have a material impact on the current or future revenues of the Company and, as such, should not have a material impact on the current or future results of operations, financial condition or liquidity of the Company.


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


                                               ENEX OIL & GAS INCOME
                                           PROGRAM III - SERIES 8, L.P.
                                                     (Registrant)



                                            By:ENEX RESOURCES CORPORATION
                                                   General Partner



                                             By: /s/ R. E. Densford
                                                     R. E. Densford
                                           Vice President, Secretary
                                          Treasurer and Chief Financial
                                                      Officer




January 30, 1997                                By: /s/ James A. Klein
                                                    -------------------
                                                          James A. Klein
                                                       Controller and Chief
                                                         Accounting Officer